Form 10-Q
period 2014-09-30
X-Treme Investments Inc.
filed 2014-11-19
CIK 1584104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-190573

X-TREME INVESTMENTS, INC.
 (Exact Name of Registrant as specified in its charter)

Nevada	46-2211052
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

1401 West Fort Street, No. 311082
Detroit, Michigan 48231
(Address of principal executive offices)

(248) 773-1601
 (Registrant's telephone number, including area code)

Not applicable.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☑     No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐       No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.70,000,000 shares of common stock are issued and outstanding as of November 17, 2014.

FORM 10-Q

X-TREME INVESTMENTS, Inc.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements.	4

	Balance Sheets as of September 30, 2014 (Unaudited) and March 31, 2014	4

	Statements of Operations for the Three and Six Months Ended September 30, 2014 and 2013, and the period from February 21, 2013 (inception) to September 30, 2014 (Unaudited)	5

	Statements of Changes in Stockholder’s Deficit - For the period from February 21, 2013 (inception) to September 30, 2014 (Unaudited)	6

	Statements of Cash Flows for the Six Months Ended September 30, 2014 and 2013, and the period from February 21, 2013 (inception) to September 30, 2014 (Unaudited)	7

	Notes to Unaudited Financial Statements.	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3	Quantitative and Qualitative Disclosures About Market Risk.	17

Item 4	Controls and Procedures.	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	18

Item 1A.	Risk Factors.	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	18

Item 3.	Defaults Upon Senior Securities.	18

Item 4.	Mine Safety Disclosures.	18

Item 5.	Other Information.	18

Item 6.	Exhibits.	18

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement on Form S-1 (Amendment No. 4)  as filed with the Securities and Exchange Commission on August 22, 2014 and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

X-TREME INVESTMENTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2014	2014
ASSETS	(Unaudited)

Current assets:
Cash	$-	$128
Prepaid expenses	-	4,415
Total current assets	-	4,543

Total assets	$-	$4,543

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$3,162	$-
Total current liabilities	3,162	-

Stockholders' equity (deficit):
Common stock, $0.0001 par value, 500,000,000 shares
authorized, 70,000,000 shares issued and outstanding	7,000	7,000
Additional paid-in capital	30,623	14,845
(Deficit) accumulated during development stage	(40,785)	(17,302)
Total stockholders' equity (deficit)	(3,162)	4,543

Total liabilities and stockholders' equity (deficit)	$-	$4,543

See accompanying notes to financial statements.

X-TREME INVESTMENTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					February 21, 2013
	For the Three Months		For the Six Months		(inception) to
	Ended September 30,		Ended September 30,		September 30,
	2014	2013	2014	2013	2014

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	1,471	842	3,315	842	8,012
Professional fees	5,408	5,000	20,168	6,500	32,773
Total operating expenses	6,879	5,842	23,483	7,342	40,785

Net operating loss	(6,879)	(5,842)	(23,483)	(7,342)	(40,785)

Net loss	$(6,879)	$(5,842)	$(23,483)	$(7,342)	$(40,785)

Weighted average number of common shares
outstanding - basic and fully diluted	70,000,000	70,000,000	70,000,000	70,000,000

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to financial statements.

X-TREME INVESTMENTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				(Deficit)
				Accumulated
			Additional	During	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, February 21, 2013 (Inception)	-	$-	$-	$-	$-

Issuance of common stock to founders at $0.0001 per share	70,000,000	7,000	(7,000)	-	-

Forgiveness of related party debt	-	-	2,000	-	2,000

Net loss from February 21, 2013 (inception) to March 31, 2013	-	-	-	(450)	(450)

Balance, March 31, 2013	70,000,000	$7,000	$(5,000)	$(450)	$1,550

Forgiveness of related party debt	-	-	19,845	-	19,845

Net loss for the year ended March 31, 2014	-	-	-	(16,852)	(16,852)

Balance, March 31, 2014	70,000,000	$7,000	$14,845	$(17,302)	$4,543

Forgiveness of related party debt	-	-	15,778	-	15,778

Net loss for the six months ended September 30, 2014	-	-	-	(23,483)	(23,483)

Balance, September 30, 2014 (Unaudited)	70,000,000	$7,000	$30,623	$(40,785)	$(3,162)

See accompanying notes to financial statements.

X-TREME INVESTMENTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			February 21, 2013
	For the Six Months		(inception) to
	Ended September 30,		September 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(23,483)	$(7,342)	$(40,785)
Adjustments to reconcile net loss
to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	4,415	(1,046)	-
Increase (decrease) in liabilities:
Accounts payable	3,162	-	3,162
Net cash used in operating activities	(15,906)	(8,388)	(37,623)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related party	15,778	8,388	37,623
Net cash provided by financing activities	15,778	8,388	37,623

NET CHANGE IN CASH	(128)	-	-
CASH AT BEGINNING OF PERIOD	128	50	-

CASH AT END OF PERIOD	$-	$50	$-

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:
Forgiveness of related party debts	$15,778	$8,388	$37,623
Issuance of common stock to founders	$-	$-	$7,000

See accompanying notes to financial statements.

X-TREME INVESTMENTS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business
X-Treme Investments, Inc. (“the Company”) was incorporated in the state of Nevada on February 21, 2013 (“Inception”). The Company is engaged in the business of acquisition, development, and operations services of companies that will provide services and solutions in diverse industries.

Basis of Accounting
The accompanying financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

The Company has adopted a fiscal year end of March 31.

Development Stage Company
The Company is currently considered a development stage company as defined by FASB ASC 915-10-05. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized. To date, the development stage of the Company’s operations consists of developing the business model and marketing concepts.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company maintains cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2014 and 2013, respectively.

Fair Value of Financial Instruments
Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, prepaid expenses and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

Basic and Diluted Loss Per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at February 21, 2013. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Revenue Recognition
Revenue is recognized when services are earned, the earnings process is complete or substantially complete, and the revenue is measurable and collectability is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue from sales in which payment has been received, but the earnings process has not occurred. Sales have not yet commenced.

X-TREME INVESTMENTS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be recovered through future operations.

Uncertain Tax Positions
In accordance with ASC 740, “Income Taxes” (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Recently Issued Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

X-TREME INVESTMENTS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $40,785 and used net cash in operating activities of $37,623 from inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Related Parties

Notes Payable
From time to time, the Company has received short term loans from our officer that were forgiven and contributed to capital as disclosed in Note 4 below, resulting in contributed capital of $15,778 and $8,388 for the six months ended September 30, 2014 and 2013, respectively, and $37,623 for the period from February 21, 2013 (inception) to September 30, 2014.

Common Stock
On February 21, 2013, we issued 60,000,000 founders shares without receipt of consideration to our CEO, Anthony Passmore.

On February 21, 2013, we issued 10,000,000 founders shares without receipt of consideration to Passmore Management Group, an entity controlled by our CEO, Anthony Passmore.

Note 4 – Notes Payable, Related Party

From time to time the Company’s CEO loaned the Company money to fund operations. The following non-interest bearing demand loans were subsequently forgiven and contributed to capital:

Quarterly
For the Periods Ended:	Advances

Three months ended September 30, 2014	$7,546
Three months ended June 30, 2014	8,232
Total for the six months ended September 30, 2014	$15,778

Three months ended June 30, 2013	$7,500
Three months ended September 30, 2013	888
Three months ended December 31, 2013	3,000
Three months ended March 31, 2014	8,457
Total for the year ended March 31, 2014	$19,845
-
For the period from February 21, 2013 (inception) to March 31, 2013	$2,000

X-TREME INVESTMENTS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 5 – Fair Value of Financial Instruments

The Company adopted FASB ASC 820-10 upon inception at February 21, 2013. Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company has certain financial instruments that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2014 and March 31, 2014, respectively:

Fair Value Measurements at September 30, 2014
	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-
Total assets	-	-	-
Liabilities
None	-	-	-
Total liabilities	-	-	-
	$-	$-	$-

	Fair Value Measurements at March 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$128	$-	$-
Total assets	128	-	-
Liabilities
None	-	-	-
Total liabilities	-	-	-
	$128	$-	$-

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended September 30, 2014 or the year ended March 31, 2013.

X-TREME INVESTMENTS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 6 – Stockholders’ Equity

Common Stock Authorized
The Company has 500,000,000 shares of common stock authorized, of which 70,000,000 shares have been issued and outstanding from inception.

Common Stock (2015)
There were no issuances of common stock during the six months ended September 30, 2014.

Common Stock (2014)
There were no issuances of common stock during the year ended March 31, 2014.

Common Stock (2013)
On February 21, 2013, we issued 60,000,000 founders shares without receipt of consideration to our CEO, Anthony Passmore.

On February 21, 2013, we issued 10,000,000 founders shares without receipt of consideration to Passmore Management Group, an entity controlled by our CEO, Anthony Passmore.

Contributed Capital (2015)
On various dates during the six months ended September 30, 2014, our CEO, Anthony Passmore, advanced loans in the total amount of $8,232. Mr. Passmore does not desire to be repaid, and accordingly the payments have been recognized as contributed capital.

Contributed Capital (2014)
On various dates during the year ended March 31, 2014, our CEO, Anthony Passmore, advanced loans in the total amount of $19,845. Mr. Passmore does not desire to be repaid, and accordingly the payments have been recognized as contributed capital.

Contributed Capital (2013)
On various dates between February 21, 2013 and March 31, 2013, our CEO, Anthony Passmore, advanced loans in the total amount of $2,000. Mr. Passmore does not desire to be repaid, and accordingly the payments have been recognized as contributed capital.

Note 7 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the six months ended September 30, 2014 and the year ended March 31, 2014, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2014 and March 31, 2014, the Company had approximately $40,653 and $23,447 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2033.

The components of the Company’s deferred tax asset are as follows:

	September 30,	March 31,
	2014	2014
Deferred tax assets:
Net operating loss carry forwards	$40,650	$23,450

Net deferred tax assets before valuation allowance	$14,230	$8,210
Less: Valuation allowance	(14,230)	(8,210)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2014 and March 31, 2014, respectively.

X-TREME INVESTMENTS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	September 30,	March 31,
	2014	2014
Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 8 – Subsequent Events

Contributed Capital, Related Party
On various dates subsequent to September 30, 2014, our CEO, Anthony Passmore, paid various invoices on our behalf in the total amount of $2,600. Mr. Passmore has agreed to bear the Company’s expenses and these payments have been recognized as contributed capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

The following discussion reflects our plan of operation. This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this prospectus, particularly under the headings “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

Unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, as well as references to “X-Treme Investments,” all refer to X-Treme Investments, Inc. as of the date of this filing.

The Company

Our principal business objective is to develop and operate a consulting company that provides a full range of site selection, planning, development and management services for prospective residential and commercial income producing real estate investments. We have not yet secured a commitment for financing to implement our business plan. Initial growth may be very limited and based solely on compensation from consulting assignments with no guarantee of obtaining any such assignments over the next 12 months. We intend to begin identifying prospective projects and clients through the client networks of Anthony Passmore, our chief executive officer and principal shareholder, once we obtain sufficient working capital to finance our operations.

Our Investments principal mission will be to create value for its clients by adhering to disciplined financial principals for the acquisition and development of residential and commercial incoming producing real estate and their operations. We intend to focus our efforts in the Midwest and Southern regions of the United States. Our strength will be derived through our ability to provide a full range of specialized in-house services including site selection, planning, development, and management. Our ability to identify suitable projects, as well as to attract new clients will give us a significant competitive edge within the field. Maintaining development as a specialized in-house function will allow us to move quickly when the situation warrants. Our prospective in-house consulting services will offer a complete range of matters; from working directly with the brokers, contractors to dealing with regulatory mandates. Our in-house services will examine a prospective project to determine opportunities to increase income, cut cost, and improve efficiencies. We will employ an active hands-on management style. Marketing, pricing, community relations, amenities, and other issues will be carefully studied to ensure operations remain on track. We hope to achieve economies of scale to reduce operating costs and benchmark performance ratings will be applied across the properties we evaluate to maintain quality. We will operate using a proven evaluation process based on our own database of marketing information and research capabilities. Location, income, cost structure, and management practices will be viewed to arrive at the asset’s potential. We plan to position our company for the long-term and as a result, expect to be in position to provide our investors with long-term value for their investment.

Offering

Our Registration Statement on Form S-1 covering our offering of 100,000,000 shares of our common stock at a price of $0.001 per share for an aggregate offering of $100,000 was declared effective on September 18, 2014.  No shares of our common stock have been sold as of the date of this report.

Seasonality

Our proposed business is not subject to seasonality.

Impact of Inflation

General inflation in the economy has driven the operating expenses of many businesses higher. We will continuously seek methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls. While we are subject to inflation as described above, our management believes that inflation currently does not have a material effect on our operating results. However, inflation may become a factor in the future.

Impact of Current Economic Times

The current recessionary times have caused serious delays in the growth plans of a substantial number of businesses. Sales are sluggish and for the most part, down sharply, depending on the industry. As a result, operating costs are up significantly as many businesses cannot cut fixed overhead without hurting future turnaround results during an improved economy. Our strategic plan includes the development of methods for reduction of costs and maximizing of efficiencies; through improved internal operating procedures and controls.

We believe we will achieve growth through these times by direct marketing to other service providers and partnering with them in the servicing of their, as well as our own, clients in the implementation of jointly-developed growth plans.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported. Note 1 of Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition or results of operations. Specifically, critical accounting estimates have the following attributes:

●           We are required to make assumptions about matters that are highly uncertain at the time of the estimate; and

●           Different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations.

In preparing our financial statements to conform to accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. These estimates include useful lives for fixed assets for depreciation calculations and assumptions for valuing options and warrants. Actual results could differ from these estimates.

Since, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, this election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Results of Operations for the Three and Six Months Ended September 30, 2014 Compared to the Three and Six Months Ended September 30, 2013

Revenues. The Company had no revenues during three and six month periods ended September 30, 2014 and 2013.

Operating Expenses. Operating expenses during the three months ended September 30, 2014 increased by $1,037 compared to the same period in 2013 primarily as a result of increases in general and administrative expense and professional fees related to our filings with the Securities and Exchange Commission (“SEC”) during our registration statement process. Operating expenses during the six months ended September 30, 2014 increased by $16,141 compared to the same period in 2013 primarily as a result of increases in professional fees and general and administrative expense related to our filings with the SEC incurred during our registration statement process.

Net Operating Loss and Net Loss. The net operating loss and net loss for the three months ended September 30, 2014 increased by $1,037 compared to the same period in 2013 as a result of the increases in operating expenses discussed above. The net operating loss and net loss for the six months ended September 30, 2014 increased by $16,141 compared to the same period in 2013 as a result of the increases in operating expenses discussed above.

Liquidity and Capital Resources

Our primary source of liquidity has been expenses paid by Anthony Passmore, our sole officer and director and controlling stockholder. No proceeds of this offering will be used to reimburse Mr. Passmore. As of September 30, 2014, we didn’t have any cash on hand.

As of September 30, 2014, we had outstanding liabilities of $3,162.

Net cash used in operating activities was $15,778 during the six months ended September 30, 2014 compared to $8,388 in the same period in 2013, an increase of $7,518. The increase in cash used in operating activities is primarily attributable to an increase in net loss, partially offset by a decrease in prepaid expenses and an increase in accounts payable.

Net cash provided by financing activities was $15,778 during the six months ended September 30, 2014 compared to $8,388 in the same period in 2013, an increase of $7,390. The increase was primarily a result of proceeds from notes payable, related party. Non-cash financing activities included a forgiveness of these loans.

Financing Activities

We will have to raise capital by means of borrowings or through a private placement or a subsequent registered offering of our securities. At present, we do not have any commitments with respect to future financings. If we are unable to raise adequate capital, in the near term, to finance all phases of a client corporate consulting assignment, our proposed business will experience slow growth because it will be very hard to compete for business without a sound capital base to support advisory and implementation efforts on our suggested corporate growth strategies.

At present, we do have sufficient capital on hand to fund very limited operations for the immediate future. Management estimates that we will need at least $50,000 to fund our proposed projects over the next 12 months.

Currently, we do not have any revenues, and have not yet located financing to implement our business plan. Initial growth may be very limited and based solely on compensation from consulting assignments with no guarantee of obtaining any such assignments over the next 12 months. Internally generated funds, alone, will not be sufficient to implement this phase of our business plan. Although Mr. Passmore has agreed to pay the expenses of this offering without being reimbursed by the Company, until such time as we are able to raise capital or generate income, Anthony Passmore, our principal stockholder, sole officer and director, has agreed to lend us funds, payable on demand without interest, to operate our business. If Mr. Passmore is unable to provide the funds that we need to operate our proposed business or we are unable to raise capital either debt or equity, our business will most likely fail.

Legal and accounting expenses are significant for a reporting company and we will have to cover them out of limited consulting operations fees due to lack of adequate funding. This may place additional constraints on the growth prospects of the Company as it may have to curtail added assignments for lack of adequate working capital to manage these new assignments. If sufficient capital is not raised over the next 12 months, the limited consulting assignments currently available will not be sufficient to sustain our long term operations as a public company, and we could fail.

Quantitative and Qualitative Disclosures About Market Risk

We conduct all of our transactions in U.S. dollars. We are, therefore, not directly subject to the risks of foreign currency fluctuations and do not hedge or otherwise deal in currency instruments in an attempt to minimize such risks.

Stock-Based Compensation

We recognize compensation cost for stock-based awards based on the estimated fair value of the award on date of grant. We measure compensation cost at the grant date based on the fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period.

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2014. We have identified the following material weaknesses as of September 30, 2014:

The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of accounting personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and there was an inadequate segregation of duties due to our limited operations.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a sufficient number of accounting personnel with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 1A. RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

 ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1*	Section 1350 Certifications
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed Herewith

** The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-Treme Investments, Inc.

Date: November [__], 2014	By:	/s/ Anthony Passmore
Anthony Passmore, Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)