Form 10-Q
period 2014-12-31
X-Treme Investments Inc.
filed 2015-02-23
CIK 1584104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 70,404,000 shares of common stock are issued and outstanding as of February 16, 2015.

FORM 10-Q

X-TREME INVESTMENTS, Inc.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements.	4

	Balance Sheets as of December 31, 2014 (Unaudited) and March 31, 2014	4

	Statements of Operations for the Three and Nine Months Ended December 31, 2014 and 2013, and the period from February 21, 2013 (inception) to December 31, 2014 (Unaudited)	5

	Statement of Changes in Stockholder’s Deficit for the period from February 21, 2013 (inception) to December 31, 2014 (Unaudited)	6

	Statements of Cash Flows for the Nine Months Ended December 31, 2014 and 2013, and the period from February 21, 2013 (inception) to December, 2014 (Unaudited)	7

	Notes to Unaudited Financial Statements.	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3	Quantitative and Qualitative Disclosures About Market Risk.	17

Item 4	Controls and Procedures.	18

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	19

Item 1A.	Risk Factors.	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19

Item 3.	Defaults Upon Senior Securities.	19

Item 4.	Mine Safety Disclosures.	19

Item 5.	Other Information.	19

Item 6.	Exhibits.	19

FORWARD-LOOKING STATEMENTS

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement on Form S-1 (Amendment No. 4), as filed with the Securities and Exchange Commission on August 22, 2014 and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

X-TREME INVESTMENTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2014	2014
ASSETS	(Unaudited)

Current assets:
Cash	$577	$128
Prepaid expenses	-	4,415
Total current assets	577	4,543

Total assets	$577	$4,543

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$2,170	$-
Total current liabilities	2,170	-

Stockholders' equity (deficit):
Common stock, $0.0001 par value, 500,000,000 shares
authorized, 70,000,000 shares issued and outstanding	7,000	7,000
Additional paid-in capital	40,607	14,845
(Deficit) accumulated during development stage	(49,200)	(17,302)
Total stockholders' equity (deficit)	(1,593)	4,543

Total liabilities and stockholders' equity (deficit)	$577	$4,543

See accompanying notes to financial statements.

X-TREME INVESTMENTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					February 21, 2013
	For the Three Months		For the Nine Months		(inception) to
	Ended December 31,		Ended December 31,		December 31,
	2014	2013	2014	2013	2014

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	2,620	13	5,935	855	10,632
Professional fees	5,795	3,000	25,963	9,500	38,568
Total operating expenses	8,415	3,013	31,898	10,355	49,200

Net operating loss	(8,415)	(3,013)	(31,898)	(10,355)	(49,200)

Net loss	$(8,415)	$(3,013)	$(31,898)	$(10,355)	$(49,200)

Weighted average number of common shares
outstanding - basic and fully diluted	70,000,000	70,000,000	70,000,000	70,000,000

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to financial statements.

X-TREME INVESTMENTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				(Deficit)
				Accumulated
			Additional	During	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, February 21, 2013 (Inception)	-	$-	$-	$-	$-

Issuance of common stock to founders at $0.0001 per share	70,000,000	7,000	(7,000)	-	-

Forgiveness of related party debt	-	-	2,000	-	2,000

Net loss from February 21, 2013 (inception) to March 31, 2013	-	-	-	(450)	(450)

Balance, March 31, 2013	70,000,000	$7,000	$(5,000)	$(450)	$1,550

Forgiveness of related party debt	-	-	19,845	-	19,845

Net loss for the year ended March 31, 2014	-	-	-	(16,852)	(16,852)

Balance, March 31, 2014	70,000,000	$7,000	$14,845	$(17,302)	$4,543

Forgiveness of related party debt	-	-	25,762	-	25,762

Net loss for the nine months ended December 31, 2014	-	-	-	(31,898)	(31,898)

Balance, December 31, 2014 (Unaudited)	70,000,000	$7,000	$40,607	$(49,200)	$(1,593)

See accompanying notes to financial statements.

X-TREME INVESTMENTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			February 21, 2013
	For the Nine Months		(inception) to
	Ended December 31,		December 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(31,898)	$(10,355)	$(49,200)
Adjustments to reconcile net loss
to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	4,415	(1,033)	-
Increase (decrease) in liabilities:
Accounts payable	2,170	-	2,170
Net cash used in operating activities	(25,313)	(11,388)	(47,030)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related party	25,762	11,388	47,607
Net cash provided by financing activities	25,762	11,388	47,607

NET CHANGE IN CASH	449	-	577
CASH AT BEGINNING OF PERIOD	128	50	-

CASH AT END OF PERIOD	$577	$50	$577

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:
Forgiveness of related party debts	$25,762	$11,388	$47,607
Issuance of common stock to founders	$-	$-	$7,000

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

Cash and Cash Equivalents
The Company maintains cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2014 and 2013, respectively.

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

Stock-Based Compensation
In accordance with FASB ASC 718-10-30-2, “Compensation – Stock Compensation” (“ASC 718”), all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

Recently Issued Accounting Pronouncements
In January 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 eliminates the concept, and related presentation and disclosure requirements, of an extraordinary item. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include those items that are both unusual in nature and infrequently occurring. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. This ASU is not expected to have a significant impact on our financial statements or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. This ASU is not expected to have an impact on our financial statements or disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $49,200 and used net cash in operating activities of $47,030 from inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Parties

Notes Payable
From time to time, the Company has received short term loans from our officer that were forgiven and contributed to capital as disclosed in Note 4 below, resulting in contributed capital of $25,762 and $11,388 for the nine months ended December 31, 2014 and 2013, respectively, and $47,607 for the period from February 21, 2013 (inception) to December 31, 2014.

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
Notes to Condensed Financial Statements
(Unaudited)

Note 4 – Notes Payable, Related Party

From time to time the Company’s CEO loaned the Company money to fund operations. The following non-interest bearing demand loans were subsequently forgiven and contributed to capital:

Quarterly
For the Periods Ended:	Advances

Three months ended December 31, 2014	$9,984
Three months ended September 30, 2014	7,546
Three months ended June 30, 2014	8,232
Total for the nine months ended December 31, 2014	$25,762

Three months ended June 30, 2013	$7,500
Three months ended September 30, 2013	888
Three months ended December 31, 2013	3,000
Three months ended March 31, 2014	8,457
Total for the year ended March 31, 2014	$19,845

For the period from February 21, 2013 (inception) to March 31, 2013	$2,000

Note 5 – Fair Value of Financial Instruments

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

X-TREME INVESTMENTS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2014 and March 31, 2014, respectively:

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$577	$-	$-
Total assets	577	-	-
Liabilities
None	-	-	-
Total liabilities	-	-	-
	$577	$-	$-

	Fair Value Measurements at March 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$128	$-	$-
Total assets	128	-	-
Liabilities
None	-	-	-
Total liabilities	-	-	-
	$128	$-	$-

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended December 31, 2014 or the year ended March 31, 2014.

Note 6 – Stockholders’ Equity

Common Stock Authorized
The Company has 500,000,000 shares of common stock authorized, of which 70,000,000 shares have been issued and outstanding from inception.

Common Stock (2015)
There were no issuances of common stock during the nine months ended December 31, 2014.

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

Contributed Capital (2015)
On various dates during the nine months ended December 31, 2014, our CEO, Anthony Passmore, advanced loans in the total amount of $25,762. Mr. Passmore does not desire to be repaid, and accordingly the payments have been recognized as contributed capital.

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

For the nine months ended December 31, 2014 and the year ended March 31, 2014, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2014 and March 31, 2014, the Company had approximately $49,000 and $23,450 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2033.

The components of the Company’s deferred tax asset are as follows:

	December 31,	March 31,
	2014	2014
Deferred tax assets:
Net operating loss carry forwards	$49,000	$23,450

Net deferred tax assets before valuation allowance	$17,150	$8,210
Less: Valuation allowance	(17,150)	(8,210)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2014 and March 31, 2014, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	December 31,	March 31,
	2014	2014

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 8 – Subsequent Events

Loans, Related Party
On various dates subsequent to December 31, 2014, our CEO, Anthony Passmore, paid various invoices on our behalf in the total amount of $5,765.

Common Stock Issuances
In January and February 2015, the Company sold an aggregate of 404,000 shares of its common stock pursuant to an effective registration statement on Form S-1 at $0.001 per share to a total of twenty nine (29) investors in exchange for total proceeds of $404.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

The following discussion reflects our plan of operation. This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this quarterly report on Form 10-Q, particularly under the heading “Forward-Looking Statements.” Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, as well as references to “X-Treme Investments,” all refer to X-Treme Investments, Inc. as of the date of this filing.

The Company

Our principal business objective is to develop and operate a consulting company that provides a full range of site selection, planning, development and management services for prospective residential and commercial income producing real estate investments. Since our incorporation, we have had only one employee and no revenues from operations and have a net loss of $49,200 from February 21, 2013 (inception) through December 31, 2014. We have not yet secured a commitment for financing to implement our business plan. Initial growth may be very limited and based solely on compensation from consulting assignments with no guarantee of obtaining any such assignments over the next 12 months. We intend to begin identifying prospective projects and clients through the client networks of Anthony Passmore, our chief executive officer and principal shareholder, once we obtain sufficient working capital to finance our operations.

Our principal mission will be to create value for our clients by adhering to disciplined financial principals for the acquisition and development of residential and commercial incoming producing real estate and their operations. We intend to focus our efforts in the Midwest and Southern regions of the United States. Our strength will be derived through our ability to provide a full range of specialized in-house services, including site selection, planning, development, and management. We believe that our ability to identify suitable projects, as well as to attract new clients, will give us a significant competitive edge within the field. Maintaining development as a specialized in-house function will allow us to move quickly when the situation warrants. Our prospective in-house consulting services will offer a complete range of matters, from working directly with the brokers and contractors to dealing with regulatory mandates. Our in-house services will examine a prospective project to determine opportunities to increase income, cut costs, and improve efficiencies. We will employ an active hands-on management style. Marketing, pricing, community relations, amenities, and other issues will be carefully studied to ensure operations remain on track. We hope to achieve economies of scale to reduce operating costs and benchmark performance ratings will be applied across the properties we evaluate to maintain quality. We will operate using a evaluation process based on our own database of marketing information and research capabilities. Location, income, cost structure, and management practices will be analyzed to arrive at the asset’s projected potential. We plan to position our company for the long-term and as a result, expect to be in a position to provide our investors with long-term value for their investment.

Offering

Our registration statement on Form S-1 covering our offering of 100,000,000 shares of our common stock at a price of $0.001 per share for an aggregate offering of $100,000 was declared effective on September 18, 2014. In January and February 2015, we sold an aggregate of 404,000 shares of our common stock pursuant to this registration statement at $0.001 per share to a total of twenty nine (29) investors in exchange for total proceeds of $404.

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

Impact of Current Economic Times

We believe that the current economic and business environment has caused serious delays in the growth plans of a substantial number of businesses, as well as sluggish or declining sales, depending on the industry. As a result, we believe that operating costs are up significantly, as many businesses cannot cut fixed overhead without hurting future turnaround results during an improved economy. Our strategic plan includes the development of methods for reduction of costs and maximizing of efficiencies through improved internal operating procedures and controls.

We believe we will achieve growth through these times by direct marketing to other service providers and partnering with them in the servicing of their, as well as our own, clients in the implementation of jointly-developed growth plans.

Critical Accounting Policies

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported. See Note 1 of the Notes to our unaudited condensed financial statements, which describes the significant accounting policies used in the preparation of our unaudited condensed financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Results of Operations for the Three and Nine Months Ended December 31, 2014 Compared to the Three and Nine Months Ended December 31, 2013

Revenues. The Company had no revenues during three and nine month periods ended December 31, 2014 and 2013.

Operating Expenses. Operating expenses during the three months ended December 31, 2014 increased by $5,402 compared to the same period in 2013 primarily as a result of increases in general and administrative expense and professional fees related to our filings with the Securities and Exchange Commission (“SEC”). Operating expenses during the nine months ended December 31, 2014 increased by $21,543 compared to the same period in 2013 primarily as a result of increases in professional fees and general and administrative expense related to our filings with the SEC incurred during our registration statement process and compliance with our SEC reporting obligations.

Net Operating Loss and Net Loss. The net operating loss and net loss for the three months ended December 31, 2014 increased by $5,402 compared to the same period in 2013 as a result of the increases in operating expenses discussed above. The net operating loss and net loss for the nine months ended December 31, 2014 increased by $21,543 compared to the same period in 2013 as a result of the increases in operating expenses discussed above.

Liquidity and Capital Resources

Our primary source of liquidity has been expenses paid by Anthony Passmore, our sole officer and director and controlling stockholder. As of December 31, 2014, we had $577 cash on hand.

As of December 31, 2014, we had outstanding liabilities of $2,170.

Net cash used in operating activities was $25,313 during the nine months ended December 31, 2014 compared to $11,388 in the same period in 2013, an increase of $13,925. The increase in cash used in operating activities is primarily attributable to an increase in net loss, partially offset by a decrease in prepaid expenses and an increase in accounts payable.

Net cash provided by financing activities was $25,762 during the nine months ended December 31, 2014 compared to $11,388 in the same period in 2013, an increase of $14,374. The increase was a result of proceeds from notes payable, related party. Non-cash financing activities included a forgiveness of these loans.

Financing Activities

We will have to raise capital through borrowings, a private placement or a registered offering of our securities. At present, we do not have any commitments with respect to future financings. If we are unable to raise adequate capital, in the near term, to finance all phases of a client corporate consulting assignment, our proposed business will experience slow growth because it will be very hard to compete for business without a sound capital base to support advisory and implementation efforts on our suggested corporate growth strategies.

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

Going Concern

As shown in the accompanying unaudited financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $49,200 and used net cash in operating activities of $47,030 from inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 eliminates the concept, and related presentation and disclosure requirements, of an extraordinary item. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include those items that are both unusual in nature and infrequently occurring. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. This ASU is not expected to have a significant impact on our financial statements or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. This ASU is not expected to have an impact on our financial statements or disclosures.

In June 2014, the FASB issued ASU No. 2014-12,  Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period . The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2014. We have identified the following material weaknesses as of December 31, 2014:

The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of accounting personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and there was an inadequate segregation of duties due to our limited operations.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a sufficient number of accounting personnel with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
3.1
Articles of Incorporation of X-Treme Investments, Inc. filed with the Secretary of State of Nevada February 21, 2013. (incorporated by reference to Exhibit 3.1 of the Report on Form S-1 filed with the Securities and Exchange Commission by X-Treme Investments, Inc. on August 12, 2013)

3.2
Amended Articles of Incorporation of X-Treme Investments, Inc. filed with the Secretary of State of Nevada on April 29, 2013. (incorporated by reference to Exhibit 3.1 of the Report on Form S-1 filed with the Securities and Exchange Commission by X-Treme Investments, Inc. on August 12, 2013)

3.3
Amended and Restated Articles of Incorporation of X-Treme Investments, Inc. filed with the Secretary of State of Nevada on August 5, 2013. (incorporated by reference to Exhibit 3.2 of the Report on Form S-1 filed with the Securities and Exchange Commission by X-Treme Investments, Inc. on August 12, 2013)

3.4
Bylaws of X-Treme Investments, Inc. adopted March 31, 2013. (incorporated by reference to Exhibit 3.3 of the Report on Form S-1 filed with the Securities and Exchange Commission by X-Treme Investments, Inc. on August 12, 2013)

3.5
Amended and Restated Bylaws of X-Treme Investments, Inc. adopted March 31, 2013. (incorporated by reference to Exhibit 3.4 of the Report on Form S-1 filed with the Securities and Exchange Commission by X-Treme Investments, Inc. on August 12, 2013)

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
X-Treme Investments, Inc.

Date: February 23, 2015	By:	/s/ Anthony Passmore
Anthony Passmore,
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)